Form 10QSB
period 2001-09-30
I-TEL NETWORKS INC
filed 2001-11-20
CIK 1124862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 000-31809

                              I-Tel Networks, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                              86-0996897
      ---------------------------------     --------------------------------
        (State or other jurisdiction        (IRS Employer Identification No.)
      of incorporation or organization)

                  3544 Old Milton Parkway, Alpharetta, GA 30005
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (678) 762-1046
                     ---------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

            Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of the September 27, 2001, the Registrant has 11,842,096 common shares issued and outstanding.

                              I-Tel Networks, Inc.

INDEX

                                                                         Page
                                                                         Number
                                                                         ------


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets -  September 30, 2001 .........................   1

          Statements of Operations - For the three
          months ended September 30, 2001 ..............................   2

          Statements of Cash Flows - For the three
          months ended September 30, 2001 ..............................   3

          Notes to Financial Statements ................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   8


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................  12

SIGNATURES .............................................................  12

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                              I-TEL NETWORKS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash                                                         $     1,137
   Accounts Receivable                                              101,105
                                                                -----------

   Total Current Assets                                             102,242
                                                                -----------


PROPERTY AND EQUIPMENT:
   Machinery and Equipment (Notes C and L)                          969,929
   Computers                                                         38,051
   Furniture                                                          7,324
                                                                -----------
                                                                  1,015,304
   Less Accumulated Depreciation and Amortization                   115,542
                                                                -----------

   Net Property and Equipment                                       899,762
                                                                -----------


OTHER ASSETS:
   Deposits                                                           7,136
   Licenses, Net of Accumulated Amortization of $1,750               13,250
   Notes Receivable - Stockholders (Note H)                          98,560
                                                                -----------

   Total Other Assets                                               118,946
                                                                -----------



TOTAL ASSETS                                                    $ 1,120,950
                                                                ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                             $   484,584
   Accrued Expenses (Note H)                                        173,218
   Accrued Liability - Other (Note E)                               323,500
   Note Payable - Stockholder (Note H)                              122,400
   Note Payable - Other (Note F)                                    135,624
   Current Portion of Capital Lease Obligations (Note C)             73,341
                                                                -----------

   Total Current Liabilities                                      1,312,667
                                                                -----------

LONG-TERM LIABILITIES:
   Convertible Notes (Note D)                                     1,132,867
   Capital Lease Obligations, Net of Current Portion (Note C)        90,152
                                                                -----------

   Total Long-term Liabilities                                    1,223,019
                                                                -----------

COMMITMENT  (Note G)

STOCKHOLDERS' DEFICIENCY:
   Preferred Stock, $.001 Par Value;
     25,000,000 Shares Authorized;
     None Issued and Outstanding                                          0
   Common Stock, $.001 Par Value;
     50,000,000 Shares Authorized;
     11,762,096 Shares Issued and Outstanding (Note B)               11,762
   Additional Paid-in Capital                                        10,335
   Accumulated Deficit                                           (1,436,833)
                                                                -----------

   Total Stockholders' Deficiency                                (1,414,736)
                                                                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $ 1,120,950
                                                                ===========

              SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REVIEW REPORT

                              I-TEL NETWORKS, INC.
                             STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001



SALES                                                  $         0

COST OF GOODS SOLD                                               0
                                                       -----------

GROSS PROFIT                                                     0

OPERATING EXPENSES                                         (53,335)

WRITE-OFF OF GOODWILL (Note B)                          (1,365,356)
                                                       -----------

NET LOSS                                               $(1,418,691)
                                                       ===========



NET LOSS PER SHARE - PRIMARY AND DILUTED               $     (0.65)
                                                       ===========



WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                           2,194,593
                                                       ===========


              SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REVIEW REPORT

                              I-TEL NETWORKS, INC.
                             STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                   $(1,418,691)
   Adjustments to Reconcile Net Loss to Net Cash Used in
     Operating Activities:
       Depreciation and Amortization                                7,700
       (Increase) in:
         Accounts Receivable                                     (101,105)
         Deposits                                                  (7,136)
         Licenses                                                 (13,333)
       Increase in:
         Accounts Payable                                         484,584
         Accrued Expenses                                         173,218
         Accrued Liability - Other                                323,500
                                                              -----------

Net Cash Used in Operating Activities                            (551,263)
                                                              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of Property and Equipment                           (907,379)
   Increase in Notes Receivable - Stockholders                    (98,560)
                                                              -----------

Net Cash Used in Investing Activities                          (1,005,939)
                                                              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable - Stockholder                       122,400
   Proceeds from Note Payable - Other                             135,624
   Proceeds from Capital Lease Obligations                        163,493
   Proceeds from Issuance of Convertible Notes                  1,132,867
   Proceeds from Additional Paid-in Capital                         3,955
                                                              -----------

Net Cash Provided by Financing Activities                       1,558,339
                                                              -----------

NET INCREASE IN CASH                                                1,137

CASH - BEGINNING OF PERIOD
                                                                        0

CASH - END OF PERIOD                                          $     1,137
                                                              ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash Paid During the Period for Interest                   $         0
                                                              ===========

   Cash Paid During the Period for Income Taxes               $         0
                                                              ===========




              SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REVIEW REPORT

                              II-TEL NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization
      ------------

      F-R-M Corporation was incorporated under the laws of the State of Nevada on April 29, 1996. On September 6, 2001, F-R-M Corporation (FRM) merged with K.S. Telecom Networks, Inc. (KSTN), a Georgia Corporation, with FRM as the surviving corporation. Also at the time of the merger, FRM changed its name to I-Tel Networks, Inc. (the Company). The Company is engaged in the business of building and operating private international telecommunications networks and originating and terminating international voice and data traffic in the markets in which it serves.

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Property and Equipment
      ----------------------

      Property and equipment is recorded at cost. Depreciation is provided principally on the straight line and declining balance methods over the estimated useful lives of the assets.

      Depreciation and amortization expense for the period ended September 30, 2001 was $7,617.

      Intangible Assets
      -----------------

      Licenses are being amortized over 20 years using the straight-line method of accounting. Amortization expense for the period ended September 30, 2001 was $83.


NOTE B - BUSINESS COMBINATION

      On September 6, 2001, KSTN was merged into FRM, and on that same date, FRM, the surviving corporation, changed its name to I-Tel Networks, Inc. The purchase method of accounting was used to record the merger. The merger plan called for FRM to issue shares of common stock to the stockholders of KSTN on a share-for-share basis in order for the companies to be combined. Prior to the merger, FRM had 1,000,000 shares of common stock with a par value of $.001 issued and outstanding and KSTN had 10,762,096 shares of common stock with a par value of $.001 issued and outstanding. As a result of the merger, 11,762,096 shares of common stock with a par value of $.001 were issued and outstanding in the surviving corporation. No cash was exchanged in the merger.

      KSTN was merged into FRM in order to utilize FRM's status as a fully reporting company under the Securities Exchange Act of 1934.

      Prior to the merger, FRM had no on-going business activity. The results of operations for KSTN in the Statement of Operations for the nine months ended September 30, 2001, includes operations from September 7, 2001 through September 30, 2001 only.

      The merger brought KSTN into FRM with liabilities exceeding assets by $1,365,356. This difference was originally considered to be goodwill; however, upon further assessment, this goodwill was determined to be impaired and was written-off prior to September 30, 2001.

                              II-TEL NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE C - CAPITAL LEASE OBLIGATIONS

      The Company leases certain machinery and equipment under capital leases. As of September 30, 2001, the Company had not paid the minimum monthly lease payments required under the capital leases and is in default. The total minimum annual lease payments due under these capital leases at September 30, 2001, are as follows:

                                       Twelve Months Ended
                                           September 30
                                       -------------------

                                              2002                $ 98,275
                                              2003                  55,587
                                              2004                  26,809
                                              2005                  24,877
                                              2006                  14,008
                                                                  --------

          Total Minimum Lease Payments                             219,556
          Less Amount Representing Interest                         56,063
                                                                  --------

          Present Value of Net Minimum Payments Due
          Under Capital Leases                                     163,493
          Less Current Portion                                      73,341
                                                                  --------

          Present Value of Net Minimum Payments Due
          Under Capital Leases, Net of Current Portion            $ 90,152
                                                                  ========


NOTE C - CAPITAL LEASE OBLIGATIONS (Continued)

      Assets recorded under capital leases and accumulated amortization are as follows:

          Machinery and Equipment                                 $221,621
          Less Accumulated Amortization                                932
                                                                  --------
          Net Book Value                                          $220,689
                                                                  ========

      Amortization expense under capital leases for the period ended September 30, 2001 was $932.

                              II-TEL NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE D - CONVERTIBLE NOTES AND STOCK WARRANTS

      In 2001, prior to the merger into FRM, KSTN offered 80 convertible notes with attached warrants (hereafter referred to as Units) for a price of $25,000 per Unit. Each Unit comprises a Note of Senior Convertible Debt, in the principal amount of $25,000, bearing interest at the rate of twelve percent per annum (12%), convertible into KSTN's common stock at the rate of $1.24 per share; 8,929 "C" Warrants exercisable at $3.50 per Warrant, with each Warrant enabling the investor to purchase one share of KSTN's common stock upon exercise prior to August 31, 2001; and 5,208 "D" Warrants exercisable at $6.00 per Warrant, with each Warrant enabling the investor to purchase one share of KSTN's common stock upon exercise prior to November 30, 2001.

      None of the "C" Warrants were exercised by August 31, 2001.

      The convertible feature of the outstanding Senior Convertible Debt and the remaining "D" Warrants carried over from KSTN (through the merger) now apply to the Company.


NOTE E - ACCRUED LIABILITY - OTHER

      In May 2001, KSTN reached a settlement in a lawsuit with Netrix Leasing (Netrix) by agreeing to pay Netrix $223,000 for equipment and $102,000 for other fees, for a total settlement of $325,000. As of September 30, 2001, the balance due is $323,500 and all payments due to date under the new settlement agreement have been made to Netrix.


NOTE F - NOTE PAYABLE - OTHER

      The Company has a promissory note payable to an individual of $135,624 as of September 30, 2001, that bears interest at 11% per annum (16% if the note is in default). As of September 30, 2001, the Company was in default on this note. Subsequent to September 30, 2001, management has reached an agreement to satisfy the balance due on the note.


NOTE G - COMMITMENT

      The Company rents office space in Alpharetta, Georgia under an operating lease with a monthly rental of $1,500, expiring March 31, 2002. Future minimum lease payments required under the noncancelable operating lease at September 30, 2001 will be $9,000.

      Rent expense for office space for the period ended September 30, 2001 was $1,500.


NOTE H - RELATED PARTY TRANSACTIONS

      The Company has a demand note payable to one of its stockholders of $122,400 at September 30, 2001. The note bears interest at 12% per annum. Accrued interest related to the note was $3,550 as of September 30, 2001.

      Stockholders in the Company have borrowed $98,560 from the Company as of September 30, 2001. No terms have been established as to the repayment of these advances.


NOTE I - GOING-CONCERN

      As of September 30, 2001, the Company's liabilities exceeded assets by $1,414,736. Management of the Company is in the process of completing the necessary steps that will allow the Company to offer its stock for sale in private transactions in order to raise sufficient capital to meet its current obligations as well as expand the business. The Company's ability to continue as a going-concern depends entirely on the success of management's efforts to raise capital.

                              II-TEL NETWORKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE J - INCOME TAXES

      No provision for income tax benefit from the net operating loss was recorded due to the uncertainty of the future utilization of such benefit.


NOTE K - STOCK OPTION PLAN

      The Company has an employee stock option plan pursuant to which each employee of the Company will receive options to purchase common stock at nominal exercise prices. The options will vest in the employee over a period of three years. Incentive stock options have exercise prices no less than 100% of the fair market value per share at the date of grant. Nonstatutory stock options have exercise prices no less than 85% of the fair market value per share at the date of grant.


NOTE L - FOREIGN OPERATIONS

      The Company maintains machinery and equipment in foreign countries in order to service customers. The following is a breakdown of the countries and the amount of machinery and equipment in those countries:

                                                             MACHINERY
          COUNTRY                                          AND EQUIPMENT
          -------                                          -------------

          Senegal                                               39,821
          Ivory Coast                                          173,339
          Nigeria                                               14,217
          Curacao                                               76,635
          Peru                                                 223,000
                                                              --------

          Total Cost                                           527,012
          Less Accumulated Depreciation                         32,114
                                                              --------

          Net Machinery and Equipment                         $494,898
                                                              ========

NOTE M - PRO FORMA STATEMENTS OF OPERATIONS

      The following are pro forma statements of operations based on the nine months ended September 30, 2001 and 2000, respectively. These pro formas are prepared assuming the companies were merged as of January 1, 2000.

                                                        2001           2000
                                                    -----------    -----------

          Sales                                     $ 1,073,853    $ 3,021,809
          Cost of Goods Sold                            571,112      2,250,324
                                                    -----------    -----------

          Gross Profit                                  502,741        771,485
          Operating Expenses                         (1,698,759)      (484,905)
          Other Income - Interest Income                  1,044          1,694
                                                    -----------    -----------

          Net Income (Loss)                         $(1,194,974)   $   288,274
                                                    ===========    ===========

          Earnings (Loss) Per Share; Based on
            Assumed Common Shares Outstanding
            of 11,762,096 at September 30, 2001
            and 2000                                $     (0.10)   $      0.02
                                                    ===========    ===========

Item 2.  Management's Discussion and Analysis

FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.


1.    Results of Operations

On July 31, 2001, F-R-M corporation, the Registrant, entered into a definitive business combination agreement to acquire through a stock-for-stock exchange and subsequent merger K.S. Telecom Networks, Inc., a Georgia corporation ("KSTN"). KSTN is headquartered in Alpharetta, GA, and is in the business of providing wholesale international telecommunication services to international telephone carriers, including Voice over Internet Protocol (VOIP) services. The Certificate of Merger was filed in the office of the Secretary of State of Nevada on September 6, 2001.

Mechanically, F-R-M and KSTN commenced a stock-for-stock exchange, whereby all the shares of KSTN were exchanged in return for ten million two hundred twenty-six thousand and seventy-one (10,226,071) restricted shares of F-R-M. F-R-M had one million (1,000,000) shares issued and outstanding at the time of the share exchange. Subsequently, F-R-M merged KSTN into itself; F-R-M remaining as the surviving corporation. As such, this merger shall be characterized as a `reverse' merger.

Upon the merger the name of the surviving company was changed to I-Tel Networks, Inc. The officers and directors of F-R-M resigned contemporaneously with the completion of the merger transaction, and the officers and directors of KSTN were appointed to corresponding positions in the surviving corporation. In practical terms, then, KSTN stepped into the clothes of F-R-M and now performs all business operations as I-Tel Networks, Inc., the combined corporation.

Item 2. Management's Discussion and Analysis

For the Three and Nine Months Ended September 30, 2001 and September 30, 2000 and for the Periods Ended December 31, 2000 and December 31, 1999.

Until September 6, 2001, the Registrant was a development stage company seeking a suitable merger candidate and had no operations. Therefore, prior period comparisons are not meaningful. A comprehensive discussion regarding the financial condition and operations of KSTN for these periods is provided in the pro forma discussions, below.

Pro Forma Periods Ended December 31, 1999 and December 31, 2000

The pro forma financial statements were prepared assuming the companies were merged as of January 1, 1999.

KS Telecom Networks, Inc. (KSTN or the "Company") began operations in 1999 in the wholesale telecommunications market as a re-marketing agent and minute arbitrageur of international long distance telecommunications traffic originating in the United States and terminating in foreign countries. Revenues were generated by contracting on a short-term basis, typically 1 to 30 days, with the owner or operator of a foreign telecom network for a price per minute, usually represented in US cents. These minutes would then be re-sold on a short-term contract basis to either other wholesale providers, or to retail long-distance providers in an attempt to capture the "spread" between the two rates.

In 1999, the year it commenced operations, the Company generated only $41,000 of revenue. Near the end of 1999, the Company hired several employees, including sales persons, a billings specialist and an arbitrage manager and incurred an unusually high amount of salaries, relevant to revenue, in order to provide the necessary infrastructure to allow for rapid revenue growth. Operations were financed primarily through the contributed capital and loans provided by the majority shareholders.

For the 12 months ended December 31. 2000, its first full fiscal year of operations, the Company generated approximately $___ million of revenue, primarily from the arbitrage of wholesale international long distance minutes terminating in various regions of the world, including Africa, the Middle East, South America, Latin America, Russia and Eastern and Western Europe.

Cost of operations, primarily the "per minute" cost charged by the network owner/operator, were $___ million. Gross profits were $___ , or ___% of sales.

Operating expenses were $___, represented mainly by salaries and office rent of $___ and $___, respectively. KSTN, at the time, elected to be taxed under Sub-chapter S of the US Internal Revenue Service Code as a sole-proprietorship, therefore no income tax liabilities were recorded. Net income was $____, or ___% of sales.

Operations and capital expenditures were financed primarily through operational cash flows and by loans made from the majority shareholders.

Further deregulation of the US telecommunications market and deregulation in certain foreign telecom markets provided increased competition in the wholesale international long-distance telecom markets. Near the end of 2000, the Company began to realize a deterioration in the gross profit margins of the wholesale international minute arbitrage business. The company decided that in order to stay competitive in the international long-distance business, it would have to become an owner/operator of foreign telecom networks. This would be a drastic shift from a purely "middleman" business to an actual operator of telecommunications networks requiring much larger amounts of capital expenditures and more highly skilled, technical personnel to manage those networks.

In December 2000, the Company entered into a financing agreement with Intra-Network Securities, Inc. and Sierra Advisors. The agreement, initially, was to provide $2.0 million to the company via a private placement of unregistered convertible debt. The initial use of proceeds were to buy the necessary telecommunications equipment and to hire technically skilled personnel to operate and manage the telecom systems and hire increased support staff, including billing, accounting, and legal personnel.

By the end of 2000, the company had raised approximately $250,000 of the proposed $2.0 million and began to implement the shift in its business strategy to become an owner/operator of fixed telecommunications systems in select foreign markets.

Pro Forma Nine Months Ended September 30, 2000 and September 30, 2001

Revenues declined substantially from the nine months ended September 30, 2000 to 2001. The primary reason was the shift in the Company's stated business plan, as more fully described above. Because of rapidly deteriorating gross profit margins in the wholesale minute arbitrage business, the company exited this business sooner than planned. Revenues fell 66% from $3.0 million to $1.0 million in the nine months ended September 30, 2000 to September 30, 2001, primarily due to the cessation of arbitrage telecom traffic. This decline was slightly offset by an increase in revenues generated by the Company's newly installed networks in the Ivory Coast, Nigeria and Senegal.

The sharp  decline in revenue led to a decline in gross  profit,  falling  34.7%
from $771,000 in 2000 to $503,000 in 2001. Conversely though, the Company's gross profit margins increased substantially from 25.5% of revenues in 2000 to 46.8% of revenues in 2001. The dramatic improvement is a result of higher margins produced by owning and/or operating Company owned networks coupled with the decrease in the low margin arbitrage business.

Operating expenses increased 250% from $485,000 in 2000 to $1,699,000 in 2001 due primarily to the shift in the Company's business strategy and for fees related to the capital fund raising effort, described above. Salaries increased from $___ in 2000 to $____ in 2001 as the company implemented a personnel infrastructure which would allow for rapid growth in the more technical demanding business of owning and operating foreign telecom networks. In addition to the increased salaries, the Company also entered into several fixed cost contracts for fixed-satellite bandwidth and teleport charges that would accommodate large volumes of international telecommunications traffic. However, unforeseen setbacks in the implementation of additional foreign telecom networks produced lower than anticipated revenues to offset the increase in the fixed costs structure of the Company. Additionally, the Company chose to write off approximately $___ of fees and expenses related to the private placement, mentioned above. This, along with the unplanned, rapid withdrawal from the minute arbitrage business, and resulting loss of revenue, produced a loss of $1.2 million in the nine months ended September 30, 2001, compared to a profit of $288,000 in 2000. No provision for income tax benefits was recorded due to the uncertainty of the future utilization of such benefit.

Operations were financed, in part, by cashflows of the business and by loans from the majority shareholders. Operations and expansion capital were also financed by proceeds of the private placement of convertible debt, described above. Gross proceeds from this fund raising totaled approximately $900,000, while net proceeds were approximately $___ in 2001.

Forward-Looking Statements, Prospects for Continuing Business and Subsequent Events

The Company is in the business building and/or buying and operating private international telecommunications networks and originating and terminating international voice and data traffic via these networks in select foreign markets. The Company connects to its foreign networks via a Network Operations Center ("NOC") located in the US. Due to previous inter-connection agreements with third party providers, the Company was required to use facilities located in New York, NY as its Point-of-Presence ("POP"). These agreements proved costly as the Company's headquarters and staff were located in Atlanta, GA, and the Company incurred a large amount of travel costs and eventually hire additional staff in New York to manage its POP facility.

In July  2001,  management  decided  to  terminate  its  relationship  with  the owner/operator  of the NOC in New  York  and  cancel  its  facility  lease.  The decision was made to relocate its POP closer to its headquarters, which would reduce travel expenses, and also reduce salaries and other fixed cost overhead associated with the facilities and employees in New York. The company anticipates recognizing over $70,000 per month in cost savings by implementing this change.

However, by terminating its connection to its networks, the Company would be unable to generate revenue over those networks until connectivity could be re-established. Therefore, the Company implemented an aggressive cost cutting plan in order to scale back it operations until it could once again begin to generate revenues from these networks. At the end of July 2001, the Company consolidated its management team and began eliminating non-essential positions within the Company. As of November 2001, the Company has let go six non-essential employees, with two additional employees leaving due to attrition. The vast reduction in employee headcount has allowed the company to reduce its office space requirements, thereby reducing rent and facilities costs, and other fixed and variable overhead costs such as office supplies and group health insurance premiums. By October 2001, the Company had relocated its corporate headquarters to its current facility.

In November 2001, the Company re-established connectivity with it networks from a "Shared NOC" in Marietta, GA, a suburb of Atlanta. The facility is owned by a unaffiliated telecommunications company which does not compete directly or indirectly with the Company in its markets.

Also in November 2001, the Company entered into an Asset Purchase Agreement with Hercules Communications Corp whereby the Company acquired certain existing and operating telecommunications networks in India. The initial purchase price of the routes was approximately $3.14 million payable as follows: $180,000 in cash to be deposited into an escrow account at closing and subsequent payments to be made in a combination of cash and stock of the Company, dependent upon the gross profit margin of the four networks over a nine month period following the closing. Funds are to be released from the escrow account only after certain network capacity and target utilization percentages are achieved. The initial cash deposit was financed via a loan and revenue sharing agreement with an unaffiliated individual investor.

Revenue from these networks will vary dependent upon, among other things, telecommunications traffic and pricing, which are inter-dependent of each other. The international telecommunications market is a highly competitive market and is subject to wide swings in per minute pricing on a day-to-day basis, similar to a commodity business. The Company's original estimates for monthly revenues, based upon historical operating data and demand from it current customer base, ranged between $250,000 to $400,000 per month, generating gross profit margins of between 40% to 60%, dependent upon call volumes and networks utilized.

No assurance can be given, however, that such figures can be achieved and readers are cautioned not to place undue reliance upon such estimates when evaluating an investment in this Company. Certain factors beyond the control of the Company which could adversely impact such results, include, but are not limited to, regulation or deregulation of the telecommunications business in the US and such foreign markets; fluctuations in per minute prices due to increased competition or predatory pricing by foreign competitors or the foreign local phone providers; shifts in calling patterns of telecom traffic originating in the US and terminating in such foreign markets; and changes in the political practices of India or such other foreign countries necessary in gaining or establishing connectivity.

The Company believes that internally generated cash flows should be sufficient to fund operations and working capital needs. The Company has also received an additional $180,000 in cash from a separate, unaffiliated individual investor for the purpose of acquiring additional foreign telecom networks. The Company has not reached a purchase agreement at this point, but anticipates entering into another asset purchase agreement with Hercules for certain additional networks in India.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by funding from sales, and generating sufficient revenues to become profitable. During the interim, the company will continue to operate on internally generated cash flow as it contemplates various debt and equity financings. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

No exhibits as set forth in Regulation SB are considered necessary for this filing.

(b) Reports on Form 8-K

An 8-K was filed on September 27, 2001, reporting the merger and share-exchange transaction between F-R-M Corporation and K.S. Telecom Networks, Inc.




                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




 /s/ Michael Krzeminski
-----------------------------------------
Micheal Krzeminski
President, CEO


Date: November 20, 2001