Form 10QSB/A
period 2001-09-30
I-TEL NETWORKS INC
filed 2001-11-29
CIK 1124862

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

For the 12 months ended December 31. 2000, its first full fiscal year of operations, the Company generated substantial revenue, primarily from the arbitrage of wholesale international long distance minutes terminating in various regions of the world, including Africa, the Middle East, South America, Latin America, Russia and Eastern and Western Europe.

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

Operating expenses increased 250% from $485,000 in 2000 to $1,699,000 in 2001 due primarily to the shift in the Company's business strategy and for fees related to the capital fund raising effort, described above. Salaries increased as the company implemented a personnel infrastructure which would allow for rapid growth in the more technical demanding business of owning and operating foreign telecom networks. In addition to the increased salaries, the Company also entered into several fixed cost contracts for fixed-satellite bandwidth and teleport charges that would accommodate large volumes of international telecommunications traffic. However, unforeseen setbacks in the implementation of additional foreign telecom networks produced lower than anticipated revenues to offset the increase in the fixed costs structure of the Company. Additionally, the Company chose to write off certain fees and expenses related to the private placement, mentioned above. This, along with the unplanned, rapid withdrawal from the minute arbitrage business, and resulting loss of revenue, produced a loss of $1.2 million in the nine months ended September 30, 2001, compared to a profit of $288,000 in 2000. No provision for income tax benefits was recorded due to the uncertainty of the future utilization of such benefit.

Operations were financed, in part, by cashflows of the business and by loans from the majority shareholders. Operations and expansion capital were also financed by proceeds of the private placement of convertible debt, described above. Gross proceeds from this fund raising totaled approximately $900,000.

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